Form 10-K
period 1995-12-31
CIT GROUP SECURITIZATION CORP II
filed 1996-04-02
CIK 931494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _______ to __________

                        Commission file number: 33-85224

          MANUFACTURED HOUSING CONTRACT SENIOR/SUBORDINATE PASS-THROUGH
                           CERTIFICATES, SERIES 1995-2
             (Exact name of registrant as specified in its charter)

            Delaware                                             22-3186144
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o The CIT Group Securitization Corporation II
               650 CIT Drive
          Livingston, New Jersey                                   07039
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (201) 740-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

Item 1.  Business.

     On November 21, 1995 The CIT Group Securitization Corporation II (the "Company") issued its Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1995-2, Class A-1, Class A-2, Class A-3, Class A-4, Class A-5 and Class B Certificates (collectively, the "Offered Certificates") and Class R Certificates, such Series representing interests in the CIT Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates Trust, Series 1995-2 (the "Trust"). The Offered Certificates were offered pursuant to Company's prospectus dated February 10, 1995 as supplemented by the prospectus supplement dated November 14, 1995 (collectively referred to herein as the "Prospectus").

     The Class A-1 Certificates evidence an initial (approximate) 18.20% ownership interest in the Trust. The Class A-2 Certificates evidence an initial (approximate) 17.80% ownership interest in the Trust. The Class A-3 Certificates evidence an initial (approximate) 12.27% ownership interest in the Trust. The Class A-4 Certificates evidence an initial (approximate) 32.73% ownership interest in the Trust. The Class A-5 Certificates evidence an initial (approximate) 8.00% ownership interest in the Trust. The Class B Certificates evidence an initial (approximate) 11.00% ownership interest in the Trust. The Class R Certificates evidence a 100% interest in the residual of the Trust.

     The Class A-5, Class B and Class R Certificates are subordinated to the rights of the Class A-1, Class A-2, Class A-3 and Class A-4 Certificates to the extent described in the Prospectus. The Class B Certificates have the benefit of a Limited Guarantee provided by The CIT Group Holdings, Inc. as described in the Prospectus. The Class R Certificates represent the right to receive certain residual cashflows.

     The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Item 2.  Properties.

     The property of the Trust consists of a pool of manufactured housing installment sales contracts and installment loan agreements (collectively, the "Contracts").

     All of the Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. ("CITSF") pursuant to the terms of a Sale and Purchase Agreement between the Company and CITSF dated as of November 1, 1995, and sold to the Trust pursuant to a Pooling and Servicing Agreement dated as of November 1, 1995, among the Company, CITSF and Harris Trust and Savings Bank, as trustee (the "Trustee").

     Information related to the payment on the Contracts by the obligors under the Contracts is set forth in the 1995 Annual Statement of Trust filed as
Exhibit 99 to this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

     In June, 1995, a suit, Harvey Travis et al. v. The CIT Group Sales Financing, Inc., et al., Civil Action No. CV-95-P-1544-S, was filed in the United States District Court for the Northern District of Alabama, against CITSF, its force-placed insurance carrier and another lender. Plaintiffs in this action allege primarily that force-placed insurance coverage on manufactured homes was placed by defendants in a manner which caused plaintiffs and other borrowers to be charged or assessed for excessive premiums and that there was inadequate disclosure regarding certain fees charged and commissions earned in connection therewith. In their complaint, plaintiffs ask that a class action be certified, with the class to be comprised of individuals against whom monetary charges alleged to be excessive have been assessed and/or collected by CITSF and/or the other defendants for the purchase of force-placed insurance in connection with consumer installment transactions with CITSF and/or the other defendants. It cannot at this time be determined whether there is any basis for a class action. The allegations of the complaint are very general and discovery has only recently commenced. However, based on what it knows at this time, the management of CITSF has no reason to believe that this case will have a material effect upon CITSF's financial condition or results of operations.

     The registrant knows of no other material pending legal proceedings with respect to the Trust or involving the Trust, the Owner Trustee, the Indenture Trustee, the Company or CITSF.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Offered Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

     As of January 2, 1996, 100% of the Offered Certificates were held in the nominee name of Cede & Co. for 11 beneficial owners. As of January 2, 1996, the Company owned the Class R Certificate which was not offered for sale, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Exhibits:

Exhibit Number                                      Description
- --------------                                      -----------
     19 Annual Report of Accountants with respect to the servicing of the contracts by the Servicer, pursuant to the Pooling and Servicing Agreement.

     99                         1995 Annual Statement of Trust.



          (b)  Reports on Form 8-K:

               Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated December 15,1995 and January 16, 1996 were filed with the Securities and Exchange Commission.

          (c), (d) Omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MANUFACTURED HOUSING CONTRACT
                                            SENIOR/SUBORDINATE PASS-THROUGH
                                            CERTIFICATES, SERIES 1995-2
                                            (Registrant)

                                            By:  The CIT Group Securitization
                                            Corporation II, as Originator of
                                            the Trust

Dated:  March 29, 1996                      By:  /s/ Frank Garcia
                                               -------------------------
                                            Name:    Frank Garcia
                                            Title:   Vice President