Form 10-K
period 1995-12-31
CIT GROUP SECURITIZATION CORP II
filed 1996-05-08
CIK 931494

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

                        Commission file number: 33-85224

          MANUFACTURED HOUSING CONTRACT SENIOR/SUBORDINATE PASS-THROUGH
                           CERTIFICATES, SERIES 1995-1
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

                                     PART I

Item 1.  Business.

     On February 23, 1995 The CIT Group Securitization Corporation II (the "Company") issued its Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1995-1, Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 Certificates (collectively, the "Offered Certificates") and Class R Certificates, such Series representing interests in the CIT Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates Trust, Series 1995-1 (the "Trust"). The Offered Certificates were offered pursuant to Company's prospectus dated February 10, 1995 as supplemented by the prospectus supplement dated February 15, 1995 (collectively referred to herein as the "Prospectus").

     The Class A-1 Certificates evidence an initial (approximate) 32.84% ownership interest in the Trust. The Class A-2 Certificates evidence an initial (approximate) 22.86% ownership interest in the Trust. The Class A-3 Certificates evidence an initial (approximate) 27.80% ownership interest in the Trust. The Class A-4 Certificates evidence an initial (approximate) 8.00% ownership interest in the Trust. The Class A-5 Certificates evidence an initial (approximate) 8.50% ownership interest in the Trust. The Class R Certificates evidence a 100% interest in the residual of the Trust.

     The Class A-4, Class A-5 and Class R Certificates are subordinated to the rights of the Class A-1, Class A-2, and Class A-3 Certificates to the extent described in the Prospectus. The Class A-5 Certificates have the benefit of a Limited Guarantee provided by The CIT Group Holdings, Inc. as described in the Prospectus. The Class R Certificates represent the right to receive certain residual cashflows.

     The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Item 2.  Properties.

     The property of the Trust consists of a pool of manufactured housing installment sales contracts and installment loan agreements (collectively, the "Contracts").

     All of the Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. ("CITSF") pursuant to the terms of a Sale and Purchase Agreement between the Company and CITSF dated as of February 1, 1995, and sold to the Trust pursuant to a Pooling and Servicing Agreement dated as of February 1, 1995, among the Company, CITSF and The Chase Manhattan Bank (National Association), as trustee (the "Trustee").

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

     As of January 2, 1996, 100% of the Offered Certificates were held in the nominee name of Cede & Co. for 10 beneficial owners. As of January 2, 1996, the Company owned the Class R Certificate which was not offered for sale, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Exhibits:

Exhibit Number                       Description
- --------------                       -----------
     19 Annual Report of Accountants with respect to the servicing of the contracts by the Servicer, pursuant to the Sale and Servicing Agreement.

     99             1995 Annual Statement of Trust.



     (b) Reports on Form 8-K:

                    Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated March 15,1995, April 17, 1995, May 15, 1995, June 15, 1995, July
                    17, 1995, August 15,1995, September 20, 1995, October 13,
                    1995, November 15,1995, December 15, 1995 and January 16,1996 were filed with the Securities and Exchange Commission.


     (c), (d) Omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MANUFACTURED HOUSING CONTRACT
                                             SENIOR/SUBORDINATE PASS-THROUGH
                                             CERTIFICATES, SERIES 1995-1
                                             (Registrant)

                                             By:  The CIT Group Securitization
                                             Corporation II, as Originator of
                                             the Trust


Dated:  March 29, 1996                            By:  /s/ Frank Garcia
                                                     --------------------------
                                                  Name:    Frank Garcia
                                                  Title:   Vice President