Form 10-K
period 1995-12-31
CIT GROUP SECURITIZATION CORP II
filed 1996-06-28
CIK 931494

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

                        Commission file number: 33-59209

                            CIT RV OWNER TRUST 1995-A
             (Exact name of registrant as specified in its charter)

                 Delaware                                 22-3186144
      (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

      c/o The CIT Group Securitization Corporation
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

                                     PART I

Item 1.         Business.
- ------          ---------
         On June 21, 1995 The CIT Group Securitization Corporation II (the "Company") sold $188,000,000 aggregate principal amount of Class A 6.25% Asset Backed Notes (the "Notes") and $12,000,000 aggregate principal amount of 6.55% Asset Backed Certificates (the Certificates"). The Certificates have the benefit of a Limited Guarantee of The CIT Group Holdings, Inc. The Notes and Certificates (including the interest in the Limited Guarantee) were offered for sale to the public pursuant to a prospectus dated June 14, 1995 (the "Prospectus").

         The Certificates represent an ownership interest in the CIT RV Owner Trust 1995-A (the "Trust") and the Notes represent obligations of the Trust. The Trust was created, and the Certificates were issued, pursuant to a Trust Agreement, dated as of June 1, 1995 (the "Trust Agreement"), between the Company and The First National Bank of Chicago, as owner trustee (the "Owner Trustee"). The Notes were issued pursuant to an Indenture, dated as of June 1, 1995 (the "Indenture"), between the Trust and The Chase Manhattan Bank (National Association), as indenture trustee (the "Indenture Trustee").

         The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.


Item 2.           Properties.
- -------           -----------
         The property of the Trust consists of a pool of simple interest retail installment sale contracts secured by the new and used recreational vehicles financed thereby (the "Contracts") and certain other property described in the Prospectus, including, without limitation, $44,012,254 which was deposited in a Pre-Funding Account and $414,815 which was deposited in a Capitalized Interest Account. Amounts on deposit in the Pre-Funding Account will be used to purchase additional simple interest retail installment sale contracts secured by the new and used recreational vehicles financed thereby and amount on deposit in the Capitalized Interest Account will be used, to the extent necessary, to make payments of interest on the Notes and Certificates while funds remain on deposit in the Pre-Funding Account, all as described in the Prospectus.

         All of the Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. ("CITSF") pursuant to the terms of a Purchase Agreement, dated as of June 1, 1995, and sold by the Company to the Trust pursuant to a Sale and Servicing Agreement, dated as of June 1, 1995 (the "Sale and Servicing Agreement"), among the Company, as seller, CITSF, as servicer, and the Trust.


         Information related to the payment on the Contracts by the obligors under the Contracts is set forth in the 1995 Annual Statement of Trust filed as
Exhibit 99 to this Annual Report on Form 10-K.



Item 3.           Legal Proceedings.
- -------           ------------------
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


Item 4.           Submission of Matters to a Vote of Security Holders.
- -------           ----------------------------------------------------

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.



                                     PART II



Item 5.          Market for Registrant's Common Equity and Related Stockholder
- -------          -------------------------------------------------------------
                 Matters.
                 --------

         Other than one Certificate in the amount of $120,000, the Certificates and Notes are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

         As of January 2, 1996, 100% of the Notes were held in the nominee name of Cede & Co. for 18 beneficial owners. As of January 2, 1996, 99% of the Certificates were held in the nominee name of Cede & Co. for 2 beneficial owners and 1% of the Certificates were held in the form of a definitive Certificate by an affiliate of the Company.


Item 9.          Changes in and Disagreements with Accountants on Accounting
- -------          -----------------------------------------------------------
                 and Financial Disclosure
                 ---------------------

                 None.



                                     PART IV


Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
- --------         ------------------------------------------------------------
                 8-K.
                 ----

                 (a)      Exhibits:
                          ---------
Exhibit Number                               Description
- --------------                               -----------
     19 Annual Accountants' Report with respect to the servicing of the contracts by the Servicer, pursuant to the Pooling and Servicing Agreement.

     99                         Annual Officer's Certificate.

                                Management's Assertion.

                                1995 Annual Statement of Trust.

                   (b)      Reports on Form 8-K:
                            --------------------
                            Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated July 17, 1995; August 15, 1995; September 15, 1995; October 13, 1995;
                            November 15, 1995; December 15, 1995 and January 16, 1996 were filed with the Securities and Exchange Commission.


                   (c), (d)          Omitted.



The CIT Group Holdings, Inc. is subject to the requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, files reports and other information with the Securities and Exchange Commission. As a result of the limited guaranty by The CIT Group Holdings, Inc., information relating to The CIT Group Holdings, Inc. which is material will be available through such reports and other information.

                                   SIGNATURES
                                   ----------

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             CIT RV Owner Trust 1995-A
                                             (Registrant)

                                             By:  The CIT Group Securitization
                                             Corporation II,
                                             as Originator of the Trust


Dated:  June 27, 1996                        By:   /s/ Frank Garcia
                                             Name:  Frank Garcia
                                             Title: Vice President