Form 10-K
period 1995-12-31
CIT GROUP SECURITIZATION CORP II
filed 1996-06-28
CIK 931494

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

                        Commission file number: 33-94856

                            CIT RV OWNER TRUST 1995-B
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

                                      None
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.[   ]

                                     PART I

Item 1.       Business.
- -------       ---------
         On September 1, 1995 The CIT Group Securitization Corporation II (the "Company") sold $188,000,000 aggregate principal amount of Class A 6.50% Asset Backed Notes (the "Notes") and $12,000,000 aggregate principal amount of 6.85% Asset Backed Certificates (the Certificates"). The Certificates have the benefit of a Cash Collateral Account established with proceeds from the sale of the Notes and Certificates on September 1, 1995. The Notes and Certificates were offered for sale to the public pursuant to a prospectus dated August 24, 1995 (the "Prospectus").

         The Certificates represent an ownership interest in the CIT RV Owner Trust 1995-B (the "Trust") and the Notes represent obligations of the Trust. The Trust was created, and the Certificates were issued, pursuant to a Trust Agreement, dated as of August 1, 1995 (the "Trust Agreement"), between the Company and The Chase Manhattan Bank (USA), as owner trustee (the "Owner Trustee"). The Notes were issued pursuant to an Indenture, dated as of August 1, 1995 (the "Indenture"), between the Trust and Harris Trust and Savings Bank, as indenture trustee (the "Indenture Trustee").

         The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.


Item 2.      Properties.
- -------      -----------
         The property of the Trust consists of a pool of simple interest retail installment sale contracts secured by the new and used recreational vehicles financed thereby (the "Contracts") and certain other property described in the Prospectus, including, without limitation, $44,448,598 which was deposited in a Pre-Funding Account and $487,030 which was deposited in a Capitalized Interest Account. Amounts on deposit in the Pre-Funding Account will be used to purchase additional simple interest retail installment sale contracts secured by the new and used recreational vehicles financed thereby and amount on deposit in the Capitalized Interest Account will be used, to the extent necessary, to make payments of interest on the Notes and Certificates while funds remain on deposit in the Pre-Funding Account, all as described in the Prospectus.

         All of the Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. ("CITSF") pursuant to the terms of a Purchase Agreement, dated as of August 1, 1995, and sold by the Company to the Trust pursuant to a Sale and Servicing Agreement, dated as of August 1, 1995 (the
"Sale and Servicing Agreement"), among the Company, as seller, CITSF, as servicer, and the Trust.


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

         As of January 2, 1995, 100% of the Notes were held in the nominee name of Cede & Co. for 43 beneficial owners. As of January 2, 1995, 99% of the Certificates were held in the nominee name of Cede & Co. for 4 beneficial owners and 1% of the Certificates were held in the form of a definitive Certificate by an affiliate of the Company.


Item 9.      Changes in and Disagreements with Accountants on Accounting and
- -------      ----------------------------------------------------------------
             Financial Disclosure.
             ---------------------

               None.



                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- --------     -----------------------------------------------------------------
             (a)      Exhibits:
                      ---------
Exhibit Number                                 Description
- --------------                                 -----------
     19 Annual Accountants' Report with respect to the servicing of the contracts by the Servicer, pursuant to the Pooling and Servicing Agreement.

     99                          Annual Officer's Certificate.

                                 Management's Assertion.

                                 1995 Annual Statement of Trust.

                       (b)      Reports on Form 8-K:

                                Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated September 25, 1995; October 16, 1995; November 15, 1995; December 15, 1995 and January 16, 1996 were filed with the Securities and Exchange Commission.


                       (c), (d)          Omitted.

                                   SIGNATURES
                                   ----------

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              CIT RV Owner Trust 1995-B
                                              (Registrant)

                                              By:  The CIT Group Securitization
                                              Corporation II, as Originator of
                                              the Trust


Dated:  June 27, 1996                                  By: /s/ Frank Garcia
                                                       Name: Frank Garcia
                                                       Title:Vice President